Form 10-K
period 2006-12-31
Merrill Lynch Mortgage Investors Trust Series 2006-HE1
filed 2007-03-30
CIK 1352502

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission file number:  333-127233-29

       Merrill Lynch Mortgage Investors Trust, Series 2006-HE1
       (exact name of issuing entity as specified in its charter)

       Merrill Lynch Mortgage Investors, Inc.
       (exact name of the depositor as specified in its charter)

       Merrill Lynch Mortgage Lending, Inc.
       (exact name of the sponsor as specified in its charter)


  New York                                          54-2195501
  (State or other jurisdiction of                   54-2195502
  incorporation or organization)                    54-6703529
                                                    54-6703530
                                                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


  Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

        None.


                                   PART I
  Item 1.  Business.

            Omitted.


  Item 1A.  Risk Factors.

            Omitted.


  Item 1B.  Unresolved Staff Comments.

            None.


  Item 2.  Properties.

            Omitted.


  Item 3.  Legal Proceedings.

            Omitted.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            Omitted.


                                PART II

Item 5. Market for Registrants Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities.

            Omitted.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            Omitted.


  Item 8.  Financial Statements and Supplementary Data.

            Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Omitted.


  Item 9A. Controls and Procedures.

            Omitted.


  Item 9A(T). Controls and Procedures.

            Omitted.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors, Executive Officers and Corporate Governance.

            Omitted.


  Item 11. Executive Compensation.

            Omitted.

  Item 12. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.

            Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

            Omitted.


  Item 14. Principal Accounting Fees and Services.

            Omitted.



                ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

  Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

            Not Applicable.

  Item 1114(b)(2) and 1115(b) of Regulation AB, Significant Enhancement
             Provider Financial Information.

            Not Applicable.

  Item 1117 of Regulation AB, Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.

  Item 1119 of Regulation AB, Affiliations and Certain Relationships and
             Related Transactions.

            Information required by Item 1119 was provided previously in a prospectus timely filed pursuant to Rule 424 promulgated under the Securities Act of 1933, under the same Central Index Key (CIK) code as this annual report on Form 10-K. No material changes to such information have occurred since the initial Rule 424 filing.

  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.


             See Item 15, exhibits (33) and (34) and as otherwise disclosed below.

               The assessment of compliance for Wilshire Credit Corporation ("Wilshire") has disclosed the following material noncompliance with servicing criterion 1122(d)(4)(iv), applicable to Wilshire during the year ended December 31, 2006. On one of the forty-five loan payoffs selected for testing, Wilshire calculated the prepayment charge in accordance with the related mortgage note, but transposed the numbers when entering the charge into its system, resulting in an overcharge to the borrower. Such assessment further states that this error has been corrected and the overcharge has been refunded to the borrower.

               The assessment of compliance of Wells Fargo Bank, National Association (Corporate Trust Services) has disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets. Such assessment further states that all such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. The assessment also indicates that all necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

  Item 1123 of Regulation AB, Servicer Compliance Statement.


            See Item 15, exhibit (35).


                                PART IV


  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

 (4.1) Pooling and Servicing Agreement among Merrill Lynch Mortgage Investors, Inc., as depositor, Wilshire Credit Corporation, as servicer and Wells Fargo Bank, N.A., as trustee dated as of January 1, 2006, for Merrill Lynch Mortgage Investors Trust Mortgage Loan Asset-Backed Certificates, Series 2006-HE1 (filed as an exhibit to Form 8-K on February 22, 2006).

(10.1) Mortgage Loan Sale and Assignment Agreement between Merrill Lynch Mortgage Lending, Inc., as seller, and Merrill Lynch Mortgage Investors, Inc., as purchaser, dated as of January 1, 2006, for Merrill Lynch Mortgage Investors Trust Mortgage Loan Asset-Backed Certificates, Series 2006-HE1 (filed as an exhibit to Form 8-K on February 22, 2006).



   (31) Sarbanes-Oxley Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) LandAmerica Tax and Flood Services as Sub-Contractor for Wilshire Credit Corporation <F1>
      b) Wells Fargo Bank, N.A., as Trustee <F1>
      c) Wells Fargo Bank, N.A., as Custodian <F1>
      d) Wilshire Credit Corporation, as Servicer <F1>


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) LandAmerica Tax and Flood Services as Sub-Contractor for Wilshire Credit Corporation,<F1>
      b) Wells Fargo Bank, N.A., as Trustee <F1>
      c) Wells Fargo Bank, N.A., as Custodian <F1>
      d) Wilshire Credit Corporation, as Servicer <F1>


     (35) Servicer compliance statement.


      b) Wells Fargo Bank, N.A., as Trustee <F1>
      d) Wilshire Credit Corporation, as Servicer <F1>


   (b) See 15(a).

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    Merrill Lynch Mortgage Investors Trust, Series 2006-HE1
    (Issuing Entity)

    Wilshire Credit Corporation
    (Servicer)

    /s/ Ken Frye
    Ken Frye, Senior Vice President
    (senior officer in charge of the servicing function of the servicer)

    Date:      March 29, 2007


  Exhibit Index

  Exhibit No.

  (4.1) Pooling and Servicing Agreement among Merrill Lynch Mortgage Investors,
        Inc., as depositor, Wilshire Credit Corporation, as servicer and Wells Fargo Bank, N.A., as trustee dated as of January 1, 2006, for Merrill Lynch Mortgage Investors Trust Mortgage Loan Asset-Backed Certificates, Series 2006-HE1 (filed as an exhibit to Form 8-K on February 22, 2006).

 (10.1) Mortgage Loan Sale and Assignment Agreement between Merrill Lynch
        Mortgage Lending, Inc., as seller, and Merrill Lynch Mortgage Investors, Inc., as purchaser, dated as of January 1, 2006, for Merrill Lynch Mortgage Investors Trust Mortgage Loan Asset-Backed Certificates, Series 2006-HE1 (filed as an exhibit to Form 8-K on February 22, 2006).



   (31) Sarbanes-Oxley Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) LandAmerica Tax and Flood Services as Sub-Contractor for Wilshire Credit Corporation
      b) Wells Fargo Bank, N.A., as Trustee
      c) Wells Fargo Bank, N.A., as Custodian
      d) Wilshire Credit Corporation, as Servicer


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) LandAmerica Tax and Flood Services as Sub-Contractor for Wilshire Credit Corporation
      b) Wells Fargo Bank, N.A., as Trustee
      c) Wells Fargo Bank, N.A., as Custodian
      d) Wilshire Credit Corporation, as Servicer


     (35) Servicer compliance statement.


      b) Wells Fargo Bank, N.A., as Trustee
      d) Wilshire Credit Corporation, as Servicer


  EX-31 Sarbanes-Oxley Certification.

  Merrill Lynch Mortgage Investors, Inc.
  250 Vesey Street
  4 World Financial Center, 10th Floor
  New York, New York 10080


  Wilshire Credit Corporation
  14523 SW Millikan Way
  Suite 200
  Beaverton, Oregon 97005


  Re: Merrill Lynch Mortgage Investors Trust, Mortgage Loan Asset-Backed Certificates, Series 2006-HE1

  I, Ken Frye, certify that:

  1. I have reviewed the report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of Merrill Lynch Mortgage Investors Trust, Series 2006-HE1 (the "Exchange Act periodic reports");

  2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

  4. I am responsible for reviewing the activities performed by the servicer(s) and based on my knowledge and the compliance review(s) conducted in preparing the servicer compliance statement(s) required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicer(s) has fulfilled its obligations under the servicing agreement(s); and

  5. All of the reports on assessment of compliance with servicing criteria for ABS and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Wells Fargo Bank, N.A., as Trustee.

     Date:    March 29, 2007

     /s/ Ken Frye
     Signature

     Senior Vice President
     Title
     (senior officer in charge of the servicing function of the servicer)


EX-33 (a)
Report on Assessment of Compliance

with Regulation AB Servicing Criteria

1. The undersigned authorized officer of LandAmerica Tax and Flood Services, Inc. (the "Company") is responsible for assessing the Company's compliance with the applicable servicing criteria as defined in 17 CFR Part 229 Section 1122(d)
(4) (xi) and 1122(d) (4) (xii) (the "Regulation AB Servicing Criteria") for residential mortgage backed securities for which the Company served as third-party property tax payment provider on the underlying collateral (the "Platform"). Except as set forth in the preceding sentence, the servicing criteria set forth in 17 CFR Part 229 Section 1122(d) are not applicable to the activities the Company performed with respect to the Platform.

2. The Company used the criteria in 17 CFR Part 229 Section 1122(d) to assess the compliance with the Regulation AB Servicing Criteria.

3. Under one of the services offered by the Company, some customers may elect to remit tax payments directly to tax agencies without having the Company remit those property tax payments through our tax payment service. We refer to these customers as "non-outsourced servicer customers." With respect to these non-outsourced customers and the services the Company delivered pursuant to the servicing criteria set forth in 17 CFR Part 229 Section 1122(d)(4)(xi), the Company's assertion is strictly limited to its processing of tax payments submitted through the Company's tax payment service.

4. With respect to servicing criteria set forth in 17 CFR Part 229 Section 1122(d)(4)(xii), the Company's assertion is strictly limited to its processing of property tax penalty payments. The Company has determined that its servicer customers may also have access to systems that enable those servicers to process penalties through obligor escrow accounts. Management's assessment of compliance does not relate to the actual or potential activities of other parties with access to obligor escrow accounts.

5. Based on such assessment, management believes that, as of and for the year ended December 31, 2006, the Company has complied in all material respects with the Regulation AB Servicing Criteria related to the servicing of the Platform.

6. The registered public accounting firm of Grant Thornton, LLP, has issued an attestation report on the Company's assessment of compliance with the Regulation AB Servicing Criteria as of and for the year ended December 31, 2006.

Date: February 20, 2007

LandAmerica Tax and Flood Services, Inc.

By: /s/ Bob Ige
Name: Bob Ige
Its:  Executive Vice President





EX-33 (b)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (c)
(logo) WELLS FARGO

Wells Fargo Bank, N.A.
Document Custody
1015 10th Avenue SE
Minneapolis, MN 55414


Appendix I


ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. The Company has determined that the servicing criteria are applicable in regard to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006, for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the "Platform").

Applicable Servicing Criteria: The servicing criteria set forth in Item 1122(d)(4)(i) and 1122(d)(4)(ii), in regard to the activities performed by the Company with respect to the Platform (the "Applicable Servicing Criteria"). The Company has determined that all other servicing criteria set forth in Item 1122(d) are not applicable to the Platform.

Period: Twelve months ended December 31, 2006 (the "Period").

With respect to the Platform, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2. The Company has assessed compliance with the Applicable Servicing
Criteria. In performing this assessment, the Company used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Based on such assessment, as of and for the Period, the Company has complied, in all material respects with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's assessment of compliance as of and for the Period.


WELLS FARGO BANK, NATIONAL ASSOCIATION

By: /s/ Shari L. Gillund
Shari L. Gillund

Its: Senior Vice President

Dated: March 1, 2007





EX-33 (d)
Management's Assessment on Compliance with Item 1122 Criteria

1. Wilshire Credit Corporation ("Wilshire") is responsible for assessing compliance with the servicing criteria applicable to it under paragraph (d) of
Item 1122 of Regulation AB, as of and for the 12-month period ending December 31, 2006 (the "Reporting Period") as set forth in Appendix A hereto. The transactions covered by this report are attached hereto as Appendix B and include asset-backed securities transactions for which Wilshire has acted as a servicer involving residential mortgage loans (the "Platform").

2. Wilshire has engaged certain vendors (the "Vendors") to perform specific, limited or scripted activities, and Wilshire elects to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Vendors' activities as set forth in Appendix A hereto;

3. Except as set forth in paragraph 5 below, Wilshire used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria;

4. The criteria listed in the column titled "Inapplicable Servicing Criteria" on Appendix A hereto are inapplicable to Wilshire based on the activities it performs, directly or through its Vendors, with respect to the Platform;

5. Wilshire has complied, in all material respects, with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole, except that for one of the forty-five loan payoffs selected for testing, Wilshire calculated the prepayment charge in accordance with the related mortgage note, but transposed the numbers when entering the charge into Wilshire's system, resulting in an overcharge to the borrower. The error has been corrected and the overcharge has been refunded to the borrower.

6. Wilshire has not identified and is not aware of any material instance of noncompliance by the Vendors with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole;

7. Wilshire has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendors with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole; and

8. Deloitte & Touche LLP, a registered public accounting firm, has issued an attestation report on Wilshire's assessment of compliance with the applicable servicing criteria for the Reporting Period.

DATE: February 28, 2007

Wilshire Credit Corporation

By: /s/ Ken Frye
Ken Frye
Senior Vice President, Loan Servicing


(page)


APPENDIX A



                                                                                                                 INAPPLICABLE
                                                                                    APPLICABLE                    SERVICING
                       SERVICING CRITERIA                                       SERVICING CRITERIA                 CRITERIA



Reference                   Criteria                                            Performed     Performed
                                                                                   by            by
                                                                                Wilshire      Vendor(s)
                                                                                              for which
                                                                                             Wilshire is
                                                                                                the
                                                                                             Responsible
                                                                                                Party

                General Servicing Considerations

1122(d)(1)(i)   Policies and procedures are instituted to monitor
                any performance or other triggers and events of                    X1
                default in accordance with the transaction agreements.

1122(d)(1)(ii)  If any material servicing activities are outsourced to
                third parties, policies and procedures are instituted              X
                to monitor the third party's performance and compliance
                with such servicing activities.

1122(d)(1)(iii) Any requirements in the transaction agreements to
                maintain a back-up servicer for the mortgage loans                                                     X
                are maintained.

1122(d)(1)(iv)  A fidelity bond and errors and omissions policy is in effect on the party participating in the servicing
                function throughout the reporting period in the amount             X
                of coverage required by and otherwise in accordance with
                the terms of the transaction agreements.

                Cash Collection and Administration

1122(d)(2)(i)   Payments on pool assets are deposited into the
                appropriate custodial bank accounts and related bank
                clearing accounts no more than two business days                   X2             X3
                following receipt, or such other number of days
                specified in the transaction agreements.

1122(d)(2)(ii)  Disbursements made via wire transfer on behalf of an
                obligor or to an investor are made only by authorized              X4
                personnel.

1122(d)(2)(iii) Advances of funds or guarantees regarding collections,
                cash flows or distributions, and any interest or other             X
                fees charged for such advances, are made, reviewed and
                approved as specified in the transaction agreements.

1122(d)(2)(iv)  The related accounts for the transaction, such as cash reserve accounts or accounts established as a form of
                overcollateralization, are separately maintained (e.g.,            X5
                with respect to commingling of cash) as set forth in the
                transaction agreements.



(page)




                                                                                                                 INAPPLICABLE
                                                                                    APPLICABLE                     SERVICING
                       SERVICING CRITERIA                                       SERVICING CRITERIA                  CRITERIA


Reference                   Criteria                                            Performed     Performed
                                                                                   by            by
                                                                                Wilshire      Vendor(s)
                                                                                              for which
                                                                                             Wilshire is
                                                                                                 the
                                                                                             Responsible
                                                                                                Party

1122(d)(2)(v)   Each custodial account is maintained at a federally
                insured depository institution as set forth in the
                transaction agreements. For purposes of this criterion,
                "federally insured depository institution" with respect            X6
                to a foreign financial institution means a foreign
                financial institution that meets the requirements of
                Rule 13k-j(b)(1) of the Securities Exchange Act.

1122(d)(2)(vi)  Unissued checks are safeguarded so as to prevent                   X
                unauthorized access.

1122(d)(2)(vii) Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including
                custodial accounts and related bank clearing accounts.
                These reconciliations are (A) mathematically accurate;
                (B) prepared within 30 calendar days after the bank
                statement cutoff date, or such other number of days
                specified in the transaction agreements; (C) reviewed              X7
                and approved by someone other than the person who
                prepared the reconciliation; and (D) contain
                explanations for reconciling items. These reconciling
                items are resolved within 90 calendar days of their
                original identification, or such other number of days
                specified in the transaction agreements.

                Investor Remittances and Reporting

1122(d)(3)(i)   Reports to investors, including those to be filed with
                the Commission, are maintained in accordance with the
                transaction agreements and applicable Commission
                requirements. Specifically, such reports (A) are
                prepared in accordance with timeframes and other terms
                set forth in the transaction agreements; (B) provide
                information calculated in accordance with the terms                X8
                specified in the transaction agreements; (C) are filed
                with the Commission as required by its rules and
                regulations; and (D) agree with investors' or the
                trustee's records as to the total unpaid principal
                balance and number of mortgage loans serviced by the
                Servicer.

1122(d)(3)(ii)  Amounts due to investors are allocated and remitted in
                accordance with timeframes, distribution priority and              X9
                other terms set forth in the transaction agreements.

1122(d)(3)(iii) Disbursements made to an investor are posted within two
                business days to the Servicer's investor records, or               X
                such other number of days specified in the transaction
                agreements.

1122(d)(3)(iv)  Amounts remitted to investors per the investor reports
                agree with cancelled checks, or other form of payment,             X10
                or custodial bank



(page)



                                                                                                                 INAPPLICABLE
                                                                                    APPLICABLE                     SERVICING
                       SERVICING CRITERIA                                       SERVICING CRITERIA                  CRITERIA


Reference                   Criteria                                            Performed     Performed
                                                                                   by            by
                                                                                Wilshire      Vendor(s)
                                                                                              for which
                                                                                             Wilshire is
                                                                                                 the
                                                                                             Responsible
                                                                                                Party

                statements.

                Pool Asset Administration

1122(d)(4)(i)   Collateral or security on pool assets is maintained as
                required by the transaction agreements or related                  X
                mortgage loan documents.

1122(d)(4)(ii)  Pool assets and related documents are safeguarded as               X11
                required by the transaction agreements

1122(d)(4)(iii) Any additions, removals or substitutions to the asset
                pool are made, reviewed and approved in accordance with            X12
                any conditions or requirements in the transaction
                agreements.

1122(d)(4)(iv)  Payments on pool assets, including any payoffs, made in accordance with the related pool asset documents are
                posted to the Servicer's obligor records maintained no
                more than two business days after receipt, or such                 X
                other number of days specified in the transaction
                agreements, and allocated to principal, interest or
                other items (e.g., escrow) in accordance with the
                related pool asset documents.

1122(d)(4)(v)   The Servicer's records regarding the pool assets agree
                with the Servicer's records with respect to an obligor's           X
                unpaid principal balance.

1122(d)(4)(vi)  Changes with respect to the terms or status of an obligor's pool asset (e.g., loan modifications or
                re-agings) are made, reviewed and approved by authorized           X
                personnel in accordance with the transaction agreements
                and related pool asset documents.

1122(d)(4)(vii) Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure,
                foreclosures and repossessions, as applicable) are                 X
                initiated, conducted and concluded in accordance with
                the timeframes or other requirements established by the
                transaction agreements.

1122(d)(4)(viii) Records documenting collection efforts are maintained during the period a pool asset is delinquent in
                 accordance with the transaction agreements. Such
                 records are maintained on at least a monthly basis, or
                 such other period specified in the transaction                    X
                 agreements, and describe the entity's activities in
                 monitoring delinquent mortgage loans including, for
                 example, phone calls, letters and payment rescheduling
                 plans in cases where delinquency is deemed temporary
                 (e.g., illness or unemployment).

1122(d)(4)(ix)  Adjustments to interest rates or rates of return for pool
                assets with variable rates are computed based on the related       X
                mortgage loan documents.



(page)



                                                                                                                 INAPPLICABLE
                                                                                    APPLICABLE                     SERVICING
                       SERVICING CRITERIA                                       SERVICING CRITERIA                  CRITERIA


Reference                   Criteria                                            Performed     Performed
                                                                                   by            by
                                                                                Wilshire      Vendor(s)
                                                                                              for which
                                                                                             Wilshire is
                                                                                                 the
                                                                                             Responsible
                                                                                                Party

1122(d)(4)(x)   Regarding any funds held in trust for an obligor (such as
                escrow accounts): (A) such funds are analyzed, in
                accordance with the obligor's pool asset documents, on at
                least an annual basis, or such other period specified in the
                transaction agreements; (B) interest on such funds is paid,        X
                or credited, to obligors in accordance with applicable pool asset documents and state laws; and (C) such funds are
                returned to the obligor within 30 calendar days of full
                repayment of the related pool asset, or such other number
                of days specified in the transaction agreements.

1122(d)(4)(xi)  Payments made on behalf of an obligor (such as tax or insurance payments) are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or
                notices for such payments, provided that such support has          X13
                been received by the Servicer at least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements.

1122(d)(4)(xii) Any late payment penalties in connection with any payment to
                be made on behalf of an obligor are paid from the Servicer's       X14
                funds and not charged to the obligor, unless the late payment was due to the obligor's error or omission.

1122(d)(4)(xiii) Disbursements made on behalf of an obligor are posted within
                 two business days to the obligor's records maintained by the      X
                 Servicer, or such other number of days specified in the
                 transaction agreements.

1122(d)(4(xiv)  Delinquencies, charge-offs and uncollectible amounts are
                recognized and recorded in accordance with the transaction         X
                agreements.

1122(d)(4)(xv)  Any external enhancement or other support, identified in Item
                1114(a)(1) through (3) or Item 1115 of Regulation AB, is maintained as set forth in the transaction agreements.



1 Wilshire institutes policies and procedures to only monitor any performance or event of default it is responsible for monitoring pursuant to the transaction agreements.

2 Wilshire performs the criterion 1122(d)(2)(i) except for the lockbox function, which is a specific, limited activity. Wilshire retains a vendor to perform the lockbox function. Wilshire is only responsible for those custodial accounts held by it as specified in the transaction agreements.

3 Wilshire retains a vendor to perform the lockbox function, which is a specific, limited activity. Wilshire is the responsible party for the lockbox function.

4 Wilshire does not disburse funds to the certificateholders.

5 Wilshire only maintains custodial accounts it is responsible for as set forth in the transaction agreements.

6 Wilshire only maintains custodial accounts it is responsible for as set forth in the transaction agreements.

7 Wilshire only performs reconciliations for those asset-backed securities bank accounts it is responsible for in the transaction agreements.

8 Wilshire only maintains reports it is responsible for as specified in the transaction agreements. Wilshire does not provide reports to the certificateholders or file reports with the Commission.

9 Wilshire only allocates and makes available loan payments to the Master Servicer pursuant to its responsibilities under the transaction agreements. Wilshire is not responsible for the allocation or remittance of funds to certificateholders.

10 Wilshire only remits funds and provides certain investor reports to the Master Servicer pursuant to its responsibilities in the transaction agreements. Wilshire does not disburse funds to the certificateholders.

11 Wilshire safeguards only the pool assets and related documents it receives pursuant to the transaction agreements.

12 Wilshire only facilitates the Master Servicer in making certain additions, removals or substitutions to the asset pool. The Master Servicer reviews and approves addtions, removals or substitutions to the asset pool.

13 Wilshire performs the criteria in 1122(d)(4)(xi) for certain loans in the Platform. For all other loans in the Platform, Wilshire retains a property tax payment provider to perform the servicing criteria 1122(d)(4)(i). The property tax payment provider has provided an assessment of compliance and accountants attestation for servicing criteria 1122(d)(4)(i).

14 Wilshire performs the criteria in 1122(d)(4)(xii) for certain loans in the Platform. For all other loans in the Platform, Wilshire retains a property tax payment provider to perform the servicing criteria 1122(d)(4)(xii). The property tax payment provider has provided an assessment of compliance and accountants attestation for servicing criteria 1122(d)(4)(xii).


(page)


WILSHIRE CREDIT CORPORATION, SERVICER,
2006 SECURITIES LISTING
Exhibit to Regulation AB Attestation and Management Assertion

Appendix B




Pool    Description                                                     Verbiage

436     MLMI 2006-SL1        Pooling & Servicing Agreement dated as of January 1, 2006 between Merrill Lynch Mortgage Investors,
                             Inc., Depositor, Wilshire Credit Corporation, Servicer, and Lasalle Bank National Association,
                             Trustee for the Merrill Lynch Mortgage Investors Trust, Series 2006-SL1

576     RFC MASTER SERVICED  2006-RP1, 2006-RP2, 2006-RP3, 20O6-RP4, 2006-SP1, 2006-SP2, 2OO6-SP3, 2006-SP4

623     MLMI 2006-HE1        Pooling & Servicing Agreement dated as of January 1, 2006 between Merrill Lynch Mortgage Investors,
                             Inc. Depositor, Wilshire Credit Corporation, Servicer, and Wells Fargo Bank, N.A., Trustee for the
                             Merrill Lynch Mortgage Investors Trust, Series 2006-HE1

628     MLMI 2006-WMC1       Pooling & Servicing Agreement dated as of January 1, 2006 between Merrill Lynch Mortgage Investors,
                             Inc. Depositor. Wilshire Credit Corporation, Servicer, and Wells Fargo Bank, N.A., Trustee for the
                             Merrill Lynch Mortgage Investors trust, Series 2006-WMC1

635     CSFB HEMT 2006-1     Pooling and Servicing Agreement dated as of February 1, 2006 between Credit Suisse First Boston
                             Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc. Seller, Wilshire Credit Corporation,
                             Servicer, Ocwen Loan Servicing, LLC, Servicer, Select Portfolio Servicing, Inc., Special Servicer and
                             U.S. Bank National Association, Trustee for the Home Equity Mortgage Trust Series 2006-1

636     MLMI 2006-RM1        Pooling & Servicing Agreement dated as of January 1, 2006 between Merrill Lynch Mortgage Investors,
                             Inc., Depositor, Wilshire Credit Corporation, Servicer, and Lasalle Bank National Association, Trustee
                             for the Merrill Lynch Mortgage Investors Trust, Series 2006-RM1

637     MLMI 2006-WMC2       Pooling & Servicing Agreement dated as of March 1, 2006 between Merrill Lynch Mortgage Investors,
                             Inc., Depositor, Wilshire Credit Corporation, Servicer, and Lasalle Bank National Association, Trustee
                             for the Merrill Lynch Mortgage Investors Trust, Series 2006-WMC2

639     MLMI 2006-HE2        Pooling & Servicing Agreement dated as of March 1, 2006, between Merrill Lynch Mortgage Investors,
                             Inc., Depositor, Wilshire Credit Corporation, Servicer, and Lasalle Bank National Association, Trustee
                             for the Merrill Lynch Mortgage Investors Trust, Series 2006-HE2

643     MLMI 2006-AR1        Pooling & Servicing Agreement dated as of April 1, 2006 between Merrill Lynch Mortgage Investors,
                             Inc., Depositor, Wilshire Credit Corporation, Servicer, and Lasalle Bank National Association, Trustee
                             for the Merrill Lynch Mortgage Investors Trust, Series 2006-AR1

644     CSFB HEMT 2006-2     Servicing Agreement dated as of April 28, 2006 between Wilshire Credit Corporation, Servicer, Ocwen
                             Loan Servicing, LLC, Servicer, PNC Bank, N.A., Servicer, Select Portfolio Servicing, Inc., Special
                             Servicer Home Equity Mortgage Trust 2006-2, Issuer and U.S. Bank National Association, Indenture
                             Trustee

652     MLMI 2006-RM2        Pooling & Servicing Agreement dated as of May 1, 2006 between Merrill Lynch Mortgage Investors,
                             Inc., Depositor, Wilshire Credit Corporation, Servicer, and Lasalle Bank National Association, Trustee
                             for the Merrill Lynch Mortgage Investors Trust, Series 2006-RM2

653     CSFB HEMT 2006-3     Pooling & Servicing Agreement dated as of June 1, 2006 between Credit Suisse First Boston Mortgage
                             Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wilshire Credit Corporation,
                             Servicer, Ocwen Loan Servicing, LLC, Servicer, Select Portfolio Servicing, Inc., Servicer and Special
                             Servicer and U.S. Bank National Association, Trustee for the Home Equity Mortgage Trust Series 2006-3

657     MLMI 2006-AHL1       Pooling & Servicing Agreement dated as of June 1, 2006 between Merrill Lynch Mortgage Investors, Inc.,
                             Depositor, Wilshire Credit Corporation, Servicer, and Lasalle Bank National Association, Trustee for
                             the Merrill Lynch Mortgage Investors Trust, Series 2006-AHL1

659     MLMI 2006-HE3        Pooling & Servicing Agreement dated as of June 1, 2006 between Merrill Lynch Mortgage Investors, Inc.,
                             Depositor, Wilshire Credit Corporation, Servicer, and Lasalle Bank National Association, Trustee for
                             the Merrill Lynch Mortgage Investors Trust, Series 2006-HE3

660     MLMI 2006-FM1        Pooling & Servicing Agreement dated as of June 1, 2006 between Merrill Lynch Mortgage Investors, Inc.,
                             Depositor, Wilshire Credit Corporation, Servicer, and Lasalle Bank National Association, Trustee for
                             the Merrill Lynch Mortgage Investors Trust, Series 2006-FM1

665     MLMI 2006-SL2        Pooling & Servicing Agreement dated as of July 1, 2006 between Merrill Lynch Mortgage Investors, Inc.,
                             Depositor, Wilshire Credit Corporation, Servicer, and Lasalle Bank National Association, Trustee for
                             the Merrill Lynch Mortgage Investors Trust, Series 2006-SL2

669     MLMI 2006-HE4        Pooling & Servicing Agreement dated as of July 1, 2006 between Merrill Lynch Mortgage Investors, Inc.,
                             Depositor, Wilshire Credit Corporation, Servicer, and Lasalle Bank National Association, Trustee for
                             the Merrill Lynch Mortgage Investors Trust, Series 2006-HE4

674     MLMI 2006-SD1        Pooling & Servicing Agreement dated as of August 1, 2006 between Merrill Lynch Mortgage Investors,
                             Inc, Depositor, Wilshire Credit Corporation, Servicer, and Lasalle Bank National Association, Trustee
                             for the Merrill Lynch Mortgage Investors Trust, Series 2006-SD1

676     MLMI 2006-HE5        Pooling & Servicing Agreement dated as of September 1, 2006, between Merrill Lynch Mortgage Investors,
                             Inc., Depositor, LaSalle Bank National Association, Master Servicer and Securities Administrator,
                             Indymac Bank, FSB, Servicer, Wilshire Credit Corporation, Servicer, and Citibank, N.A., Trustee for
                             MLMI 2006-HE5

679     MLMI 2006-MLN1       Pooling & Servicing Agreement dated as of September 1, 2006 between Merrill Lynch Mortgage Investors,
                             Inc., Depositor, Wilshire Credit Corporation, Servicer, and Lasalle Bank National Association, Trustee
                             for the Merrill Lynch Mortgage Investors Trust, Series 2006-MLN1

680     MLMI 2006-RM4        Pooling & Servicing Agreement dated as of September 1, 2006 between Merrill Lynch Mortgage Investors,
                             Inc., Depositor, Wilshire Credit Corporation, Servicer, and Lasalle Bank National Association, Trustee
                             for the Merrill Lynch Mortgage Investors Trust, Series 2006-RM4

685     MLMI 2006-RM5        Pooling & Servicing Agreement dated as of October 1, 2006 between Merrill Lynch Mortgage Investors,
                             Inc., Depositor, Wilshire Credit Corporation, Servicer, and Lasalle Bank National Association, Trustee
                             for the Merill Lynch Mortgage Investors Trust, Series 2006-RM5

689     MLMI 2006-HE6        Pooling & Servicing Agreement dated as of December 1, 2006 between Merrill Lynch Mortgage Investors,
                             Inc., Depositor, Wilshire Credit Corporation, Servicer, and Lasalle Bank National Association, Trustee
                             for the Merrill Lynch Mortgage Investors Trust, Series 2006-HE6

1406    MLMI SURF 2006-AB1   Pooling & Servicing Agreement dated as of February 1, 2006 between Merrill Lynch Mortgage Investors,
                             Inc., Depositor, Wilshire Credit Corporation, Servicer, and U.S. Bank National Association, Trustee
                             for SURF 2006-AB1

1407    MLMI SURF 2006-BC1   Pooling & Servicing Agreement dated as of February 1, 2006 between Merrill Lynch Mortgage Investors,
                             Inc. Depositor, Wilshire Credit Corporation, Servicer, and U.S. Bank National Association, Trustee for
                             SURF 2006-BC1

1408    MLMI SURF 2006-BC2   Pooling & Servicing Agreement dated as of March 1, 2006 between Merrill Lynch Mortgage Investors,
                             Inc., Depositor, Wilshire Credit Corporation, Servicer, and U.S. Bank National Association, Trustee
                             for SURF 2006-BC2

1409    MLMI SURF 2006-BC3   Pooling & Servicing Agreement dated as of June 1, 2006 between Merrill Lynch Mortgage Investors, Inc.,
                             Depositor, Wilshire Credit Corporation, Servicer, and U.S. Bank National Association, Trustee for
                             SURF 2006-BC3

1410    MLMI SURF 2006-AB2   Pooling & Servicing Agreement dated as of May 1, 2006 between Merrill Lynch Mortgage Investors, Inc.,
                             Depositor, Wilshire Credit Corporation Servicer, and U.S. Bank National Association, Trustee for
                             SURF 2006-AB2

1411    MLMI SURF 2006-AB3   Pooling & Servicing Agreement dated as of September 1, 2006 between Merrill Lynch Mortgage Investors,
                             Inc., Depositor, Wilshire Credit Corporation, Servicer, and U.S. Bank National Association, Trustee
                             for SURF 2006-AB3

1412    MLMI SURF 2006-BC4   Pooling & Servicing Agreement dated as of September 1, 2006 between Merrill Lynch Mortgage Investors,
                             Inc., Depositor, Wilshire Credit Corporation, Servicer, and U.S. Bank National Association, Trustee for
                             SURF 2006-BC4

1413    MLMI SURF 2006-BC5   Pooling & Servicing Agreement dated as of November 1, 2006 between Merrill Lynch Mortgage Investors,
                             Inc., Depositor, Wilshire Credit Corporation, Servicer, and U.S. Bank National Association, Trustee for
                             SURF 2006-BC5






EX-34 (a)



EX-34 (b)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (c)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank National Association:

We have examined management's assertion, included in the accompanying Appendix I, that the Document Custody section of the Corporate Trust Services division of Wells Fargo Bank National Association complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006 for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the Platform) as of and for the twelve months ended December 31, 2006. Management has determined that servicing criteria 1122(d)(4)(i) and 1122(d)(4)(ii) are applicable to the activities it performs with respect to the Platform, and that all other servicing criteria set forth in Item 1122(d) are not applicable to the document custody services provided by the Company with respect to the Platform. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the period ended December 31, 2006 is fairly stated, in all material respects.

/s/ KPMG LLP

Chicago, Illinois
March 1, 2007

KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.





EX-34 (d)
(logo) Deloitte

Deloitte & Touche LLP
Suite 3900
111 SW Fifth Avenue
Portland, OR 97204-3642
USA

Tel: +1 503 222 1341
Fax: + 503 224 2172
www.deloitte.com


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of
Wilshire Credit Corporation

We have examined Wilshire Credit Corporation's (the "Company"), a wholly-owned subsidiary of Merrill Lynch Mortgage Capital Inc., a division of Merrill Lynch & Co., New York, NY, compliance with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for the Residential Mortgage Loan Platform (the "Platform") described in the accompanying Management's Assertion on Compliance with Item 1122 Criteria, as of and for the year ended December 31, 2006, excluding the criteria set forth in Items 1122(d)(1)(iii) and 1122(d)(4)(xv), which management has determined are not applicable to the activities performed by the Company with respect to the Platform. Appendix A to management's assertion identifies the individual asset-backed transactions defined by management as constituting the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria, including tests on a sample basis of the servicing activities related to the Platform, determining whether the Company performed those selected activities in compliance with the servicing criteria during the specified period and performing such other procedures as we considered necessary in the circumstances. Our procedures were limited to selected servicing activities performed by the Company during the period covered by this report and, accordingly, such samples may not have included servicing activities related to each specific asset-backed transaction included in the Platform. Further, an examination is not designed to detect noncompliance arising from errors that may have occurred prior to the period specified above that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in management's assertion, for servicing criteria 1122(d)(2)(i) the Company has engaged a vendor to perform certain activities required by this servicing criteria. The Company has determined that this vendor is not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to this vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendor's activities comply in all material respects with the servicing criteria applicable to this vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendor and related criteria as described in its assertion, and we performed no procedures with respect to the Company's determination of its eligibility to use Interpretation 17.06.

Our examination disclosed the following material noncompliance with 1122(d)(4)(iv) applicable to the Company during the year ended December 31, 2006. In one of forty-five paid-off loans selected for testing, the Company charged a prepayment charge to a mortgagor that was not in accordance with the related mortgage note.

In our opinion, except for the material noncompliance described in the preceding paragraph, the Company complied with the aforementioned applicable servicing criteria for the Residential Mortgage Loan Platform as of and for the year ended December 31, 2006.


/s/ Deloitte & Touche LLP


Portland, Oregon
February 28, 2007


Member of
Deloitte Touche Tohmatsu


-2-





EX-35 (b)
(logo) WELLS FARGO

Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.


March 12, 2007

Merrill Lynch Mortgage Investors, Inc.
4 World Financial Center
New York, NY 10281

RE: Annual Statement As To Compliance for Merrill Lynch Mortgage Investors Trust, Series 2006-HE1

Per Section 3.17 of the Pooling and Servicing Agreement, dated as of 1/1/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Trustee), hereby certifies the following for the 2006 calendar year or portion thereof:


(i) A review of the activities of such signatory during the preceding calendar year, or portion thereof, and of the performance of such signatory under this Agreement has been made under such officer's supervision, and

(ii) To the best of such officer's knowledge, based on such review, such signatory has fulfilled all its obligations under this Agreement in all material respects throughout such year or a portion thereof, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status thereof.

(iii) Notwithstanding anything herein to contrary (and noting that, to the extent of any inconsistency, any and all other statements, certifications or assertions herein are subject to the following): instances of noncompliance related to the subject transaction for the applicable reporting period are identified on Schedule A hereto.



Certified By:
/s/ Robert Campitelli
Robert Campitelli, Vice President

Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary


(page)


Schedule A



Payment/Distribution Calculation Errors

During the reporting period, certain errors were made in connection with the calculation of payments/distributions on the securities. To the best of the signing officer's knowledge, each such error, which may or may not have been material, has been identified and remedied and any related corrective action has been disclosed in a report previously filed with the SEC in respect of the reporting period.

Reporting Errors

During the reporting period, one or more of the monthly investor reports contained certain types of errors in regard to the reporting of repurchases or substitutions of pool assets. To the best of the signing officer's knowledge, each such error, which may or may not have been material, has been identified and remedied and any related corrective action has been disclosed in a report previously filed with the SEC in respect of the reporting period.





EX-35 (d)
(logo) Wilshire

Wilshire Credit Corporation

Payments
P.O. Box 30040; Los Angeles, CA 90030-0040
or P.O. Box 650314; Dallas, TX 75265-0314

Correspondence
P.O. Box 8517; Portland, OR 97207-8517

Phone
(503) 952-7947
(888) 502-0100

Fax
(503) 952-7476

Web Site
www.wfsg.com

Exhibit S

CERTIFICATION OF SERVICER


March 1, 2007

Merrill Lynch Mortgage Investors, Inc.
250 Vesey Street
4 World Financial Center, 10th Floor
New York, New York 10080

Wells Fargo Bank, N.A.
9062 Old Annapolis Road
Columbia, Maryland 21045
Attn: John Vinson--MLMI Trust, Series 2006-HE1

Re: Pooling and Servicing Agreement (the "Agreement") dated as January 1, 2006 among Merrill Lynch Mortgage Investors, Inc., as Depositor, Wilshire Credit Corporation, as Servicer and Wells Fargo Bank, National Association, as Trustee, relating to Merrill Lynch Mortgage Investors Trust, Mortgage Loan Asset-Backed Certificates, Series 2006-HE1, Pool 623

I, Ken Frye, Senior Vice President, Loan Servicing of Wilshire Credit Corporation (the "Servicer"), hereby certify that:

i. A review of the activities of the Servicer during the preceding calendar year and of the performance of the Servicer under this Agreement has been made under my supervision, and

ii. To the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement in all material respects throughout such year or a portion thereof, or if there has been a failure to fulfill any such obligation in any material respect, I have specified below each such failure known to me and the nature and status thereof.

Wilshire Credit Corporation,
as Servicer

By: /s/ Ken Frye
Name: Ken Frye
Title: Vice President Loan Servicing